Form 10-K/A
period 2002-12-31
STRUCTURED ASSET SEC CORP MORTGAGE PAS THR CERT SE 2002-27A
filed 2003-05-15
CIK 1211933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

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

AMENDMENT 1 OF 1

Structured Asset Securities Corporation
Mortgage Pass-Through Certificates Series 2002-27A
--------------------------------------------------------

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

     Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002, filed as Exhibit 99.2 hereto.

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


Date:  May 15, 2003                By:  Aurora Loan Services Inc.,
                                        as Master Servicer

                                        /s/ E. Todd Whittemore
                                        --------------------------------------
                                  Name: E. Todd Whittemore
                                 Title: Executive Vice President

                                  Certification
                     Structured Asset Securities Corporation
               Mortgage Pass-Through Certificates Series 2002-27A

     I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services Inc., certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Securities Corporation, Mortgage Pass-Through Certificates Series 2002-27A;

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



Date: May 15, 2003

/s/ E. Todd Whittemore
------------------------
Executive Vice President
Aurora Loan Services Inc.

                                 EXHIBIT INDEX
Exhibit   Description

99.1 Annual Independent Accountant's Servicing Report for the year ended December 31, 2002

                Cendant Mortgage Corporation, as Servicer

99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

                Cendant Mortgage Corporation, as Servicer

                                  EXHIBIT 99.1
      Annual Independent Accountant's Servicing Report for the year ended
                                December 31, 2002




Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, New Jersey 08540
Tel (609) 514-3600
Fax ((609) 514-3603
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT


To Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standands.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/ Deloitte & Touche LLP
---------------------------

February 21, 2003

                                  EXHIBIT 99.2
     Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002





Cendant Mortgage
300 Leaderhall Road
Mount Laurel, NJ  08054



     As of and for the year ended December 31, 2002, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $120 million and $20 million, respectively.


Cendant Mortgage Corporation


By:   /s/ Terence W. Edwards
-----------------------------
Terence W. Edwards
President and Chief Executive Officer


By:   /s/ Mark Danahy
-----------------------------
Mark Danahy
Senior Vice President and Chief Financial Officer



By:  /s/ Martin L. Foster
-----------------------------
Martin L. Foster
Senior Vice President -- Loan Servicing